Form 10KSB
period 2005-06-30
CANARC RESOURCE CORP
filed 2005-08-15
CIK 868822

FORM 6-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Report of Foreign Issuer

Pursuant to rule 13a-16 or 15d-16 of

The Securities Exchange Act of 1934

CANARC RESOURCE CORP.

800, 850 West Hastings Street, Vancouver, British Columbia, V6C 1E1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canarc Resource Corp.

(Registrant)

Date:  August 11, 2005
/s/ Bradford Cooke
Bradford Cooke
President

Consolidated Financial Statements of

CANARC  RESOURCE  CORP.

(expressed in thousands of United States dollars)

Six Months Ended June 30, 2005 and 2004

(Unaudited – Prepared by Management)

SHAREHOLDER UPDATE

Second Quarter Review of Fiscal 2005

Bradford Cooke, President and CEO of Canarc Resource Corp. (CCM: TSX and CRCUF: OTC-BB), provides shareholders with the following review of the Second Quarter of fiscal 2005 and the outlook for the Third Quarter.

Second Quarter Review

During Q2 2005, Canarc continued to facilitate due diligence by gold companies of the Benzdorp property with a view to a possible joint venture for development of the project, and of the Bellavista mine for a possible sale of Canarc’s interest.

Exploration work resumed at Benzdorp with the commencement of a US$ 250,000, 6-month program of grid preparation, soil sampling, airborne geophysics, core re-logging and geological compilation.  The purpose of the program is to better define zones of higher grade mineralization at JQA and other gold prospect areas for drilling.

Glencairn Gold, owner/operator of the new Bellavista gold mine in Costa Rice, completed construction of a 65,000 oz gold per year, open pit, heap leach gold mine and poured its first gold bars.

Canarc commissioned an independent valuation of its interest in Bellavista by Pincock, Allen, Holt.  At US$ 425 gold, and using Glencairn’s base case production model, Canarc’s interest should generate US$ 4.6 million in total cash-flows, and the net present value (NPV) is US$ 2.3 million discounted at 10%.

Canarc also strengthened its Board of Directors and management team.

William Price brings to the Board a wealth of knowledge in the financial world, having recently retired as the Chairman, CEO and CIO of RCM Capital Management LLC and Global CIO of Allianz Global Investors AG.  Philip Yee as new CFO, Bruce Bried as new VP Mining and James Moors as new VP Exploration add real depth to our exploration and mining capabilities as the Company moves forward with development of the New Polaris gold project.

Third Quarter Outlook

Work has resumed at the New Polaris property, including the mapping of a possible road route to the Taku Inlet, in preparation for the Phase 2 in-fill drilling and pre-feasibility program.  This drilling program is subject to Canarc augmenting its working capital from the possible sale of assets such as its Bellavista interest.

Results are expected this quarter from the soil sampling program of the van Heemstra gold prospect area on the Benzdorp property.  A new digitized geologic model is being developed for the JQA discovery zone based on all drilling and trenching to date.

Minera Aztec Silver Corp., a 63% owned subsidiary of Canarc, has initiated a consolidation, re-financing and re-activation of that company in order to pursue new acquisitions.  Aztec’s strategy will be to focus on high grade, producing or near-term production opportunities in base metals, especially zinc.

Management will also continue to evaluate new gold opportunities for Canarc along the same lines - high grade, producing or near-term production opportunities to complement the development of New Polaris.

On Behalf Of The Board Of Directors

CANARC RESOURCE CORP.

/s/     Bradford J. Cooke

Bradford J. Cooke

August 11, 2005

President and CEO

Notice to Readers of the Interim Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2005

The interim unaudited consolidated financial statements of Canarc Resource Corp. (the “Company”) for the six months ended June 30, 2005 (“Financial Statements”) have been prepared by management and have not been reviewed by the Company’s auditors.  The Financial Statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 which are available at the SEDAR website at www.sedar.com.  The Financial Statements are stated in terms of United States dollars, unless otherwise indicated, and are prepared in accordance with Canadian generally accepted accounting principles.

CANARC  RESOURCE  CORP.

Consolidated Balance Sheets

(Unaudited – Prepared by Management)

(expressed in thousands of United States dollars)

June 30, 2005		December 31, 2004
(Unaudited)		(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 136	$ 715
Marketable securities (Note 3)	921	867
Receivables and prepaids	56	115
	1,113	1,697
MINERAL PROPERTIES (Note 4)	9,190	9,066
EQUIPMENT (Note 5)	12	14
	$ 10,315	$ 10,777

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 39	$ 273
Due to related party	-	118
	39	391

NON-CONTROLLING INTEREST IN SUBSIDIARY	81	84

SHAREHOLDERS' EQUITY
Share capital (Note 6(a))	49,143	49,234
Contributed surplus (Note 6(b))	1,450	1,088
Deficit	(40,398)	(40,020)
	10,195	10,302
	$ 10,315	$ 10,777

Nature of operations (Note 1)
Commitments and contingencies (Note 4)

Refer to the accompanying notes to the consolidated financial statements

Approved by the Directors:

/s/

Bradford Cooke

/s/

Chris Theodoropoulos

___________________________                                               _________________________________________

Director

Director

CANARC  RESOURCE  CORP.

Consolidated Statements of Operations and Deficit

(Unaudited – Prepared by Management)

(expressed in thousands of United States dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Expenses:
Amortization	$1	$ 2	$2	$ 3
Corporate development	12	-	15	-
Employee and director remuneration (Note 7)	38	34	76	112
Foreign exchange	16	66	24	70
General and administrative	90	54	130	110
Shareholder relations	19	35	57	92
Stock-based compensation (Note 6(c))	379	-	380	308
Travel	-	10	-	16

Loss before the undernoted	(555)	(201)	(684)	(711)

Gain from disposition of marketable securities	72	-	141	-
Write-down of marketable securities	(2)	-	(2)	-
Income tax recovery	1	-	141	-
Investment and other income	1	23	-	39
Recovery of mineral properties	-	-	23	118
Non-controlling interest	-	-	3	-

Loss for the period	(483)	(178)	(378)	(554)

Deficit, beginning of the period	(39,915)	(36,385)	(40,020)	(36,009)

Deficit, end of the period	$ (40,398)	$ (36,563)	$ (40,398)	$ (36,563)

Basic and diluted loss per share	$(0.01)	$0.00	$(0.01)	$(0.01)

Weighted average number of shares outstanding	58,525,115	55,411,470	58,506,587	54,250,068

Refer to the accompanying notes to the consolidated financial statements

CANARC  RESOURCE  CORP.

Consolidated Statements of Cash Flows

(Unaudited – Prepared by Management)

(expressed in thousands of United States dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Cash provided from (used for):

Operations:
Loss for the period	$ (483)	$ (178)	$ (378)	$ (554)
Items not involving cash:
Amortization	1	2	2	3
Gain on marketable securities	(72)	(17)	(141)	(29)
Income tax recovery	1	-	(141)	-
Non-controlling interest	-	-	(3)	-
Recovery of mineral property expenditures	-	-	(32)	-
Stock-based compensation	379	-	380	308
Write-down of marketable securities	2	-	2	-
Write-off of mineral properties	-	-	9	-
	(172)	(193)	(302)	(272)
Changes in non-cash working capital items:
Receivables and prepaids	9	63	59	13
Due to/from related parties	-	(118)	(118)	(92)
Accounts payable and accrued liabilities	3	(41)	(234)	(278)
	(160)	(289)	(595)	(629)

Financing:
Issuance of common shares	(1)	714	32	730

Investing:
Proceeds from disposal of marketable securities	134	35	231	50
Acquisition of marketable securities	(52)	(622)	(146)	(622)
Mineral properties, net of recoveries	(138)	(510)	(101)	(809)
	(56)	(1,097)	(16)	(1,381)

Decrease in cash and cash equivalents	(217)	(672)	(579)	(1,280)
Cash and cash equivalents, beginning of the period	353	1,294	715	1,902

Cash and cash equivalents, end of period	$ 136	$ 622	$ 136	$ 622

Supplemental disclosure with respect to cash flows (Note 9)

Refer to the accompanying notes to the consolidated financial statements

CANARC  RESOURCE  CORP.

Notes to the Consolidated Financial Statements

Six Months Ended June 30, 2005

(Unaudited – Prepared by Management)

(tabular dollar amounts expressed in thousands of United States dollars, except per share amounts)

1.

Nature of Operations

Canarc Resource Corp. (the “Company”), a company incorporated under the laws of British Columbia, is in the mineral exploration business and has not yet determined whether its mineral properties contain reserves that are economically recoverable.  The recoverability of amounts capitalized for mineral properties is dependent upon the existence of economically recoverable reserves in its mineral properties, the ability of the Company to arrange appropriate financing to complete the development of its properties, confirmation of the Company’s interest in the underlying properties (Notes 4(e) and 4(f)), the receipt of necessary permitting and upon future profitable production or proceeds from the disposition thereof.

The Company has incurred significant operating losses and has an accumulated deficit of $40,398,000 at June 30, 2005.  Furthermore, the Company has working capital of $1,074,000 as at June 30, 2005, which is not sufficient to achieve the Company’s planned business objectives.  These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business.  The Company’s ability to continue as a going concern is dependent on the continued financial support from its shareholders and other related parties, the ability of the Company to raise equity financing, and the attainment of profitable operations, external financings and further share issuances to meet the Company’s liabilities as they become payable.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

2.

Significant Accounting Policies

These interim consolidated financial statements are unaudited and have been prepared by management and have not been reviewed by the Company’s auditors.

(a)

Basis of presentation:

These unaudited interim consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are wholly-owned except for Sara Kreek Resource Corporation N.V., in which the Company holds an 80% interest, Minera Aztec Silver Corporation, in which the Company holds a 63% interest, and Carib Industries Ltd., in which the Company holds a 78.5% interest, and its 40% owned investee, Benzdorp Gold N.V., which is proportionately consolidated.  All significant intercompany transactions and balances have been eliminated.

(b)

Cash and cash equivalents:

Cash and cash equivalents include cash and short-term liquid investments having terms to maturity when acquired of three months or less.  Short-term investments having terms to maturity when acquired of greater than three months and less than one year are included in marketable securities.

(c)

Marketable securities:

Marketable securities include investments in shares of companies and other investments capable of reasonably prompt liquidation.  Share investments are carried at the lower of cost and quoted market value at the reporting date.  Short-term deposits and other short-term investments are carried at the lower of cost plus accrued interest and quoted market value.

Canarc Resource Corp.                                                                                                                                                                                                            Page 6

CANARC  RESOURCE  CORP.

Notes to the Consolidated Financial Statements

Six Months Ended June 30, 2005

(Unaudited – Prepared by Management)

(tabular dollar amounts expressed in thousands of United States dollars, except per share amounts)

2.

Significant Accounting Policies     (continued)

(d)

Mineral properties:

All costs related to investments in mineral properties are capitalized on a property-by-property basis.  Such costs include mineral property acquisition costs and exploration and development expenditures, net of any recoveries.  The costs related to a property from which there is production, together with the costs of mining equipment, will be amortized using the unit-of-production method.  When there is little prospect of further work on a property being carried out by the Company or its partners or when a property is abandoned or when the capitalized costs are not considered to be economically recoverable, the related property costs are written down to the amount recoverable.

The amounts shown for mineral properties represent costs incurred to date, less recoveries and write-downs, and are not intended to reflect present or future values.

(e)

Equipment:

Equipment is recorded at cost and, for that equipment subject to amortization, the Company uses the declining balance method at rates varying from 20% to 30% annually.  Amortization on equipment used directly on exploration projects is not charged against operations until the related property is in production.

(f)

Stock-based compensation plan:

The Company has a share option plan which is described in Note 6(c).  The Company records all stock-based payments granted on or after January 1, 2003 using the fair value method.  Under the fair value method, stock-based payments are measured at the fair value of the consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measurable and are charged to operations over the vesting period.  The offset is credited to contributed surplus.  Consideration received on the exercise of stock options is recorded as share capital and the related contributed surplus is transferred to share capital.

(g)

Asset retirement obligations:

During the year ended December 31, 2004, the Company adopted the Canadian Institute of Chartered Accountants (“CICA”) Handbook Section 3110 “Asset Retirement Obligations” (“HB 3110”).  This new standard recognizes statutory, contractual or other legal obligations related to the retirement of tangible long-lived assets when such obligations are incurred, if a reasonable estimate of fair value can be made.  These obligations are measured initially at fair value and the resulting costs capitalized to the carrying value of the related asset.  In subsequent periods, the liability is adjusted for any changes in the amount or timing and for the discounting of the underlying future cash flows.  The capitalized asset retirement cost is amortized to operations over the life of the asset.

Prior to the adoption of HB 3110, the Company had accounted for reclamation and closure costs by accruing an amount associated with the retirement of tangible long-lived assets as a charge to operations over the life of the asset.  The Company adopted HB 3110 retroactively with a restatement of prior periods presented.  However, the adoption of HB 3110 resulted in no changes to amounts previously presented.

Canarc Resource Corp                                                                                                                                                                                                                            Page 7

CANARC  RESOURCE  CORP.

Notes to the Consolidated Financial Statements

Six Months Ended June 30, 2005

(Unaudited – Prepared by Management)

(tabular dollar amounts expressed in thousands of United States dollars, except per share amounts)

2.        Significant Accounting Policies     (continued)

(h)

Loss per share:

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted average number of shares outstanding during the period.  For all periods presented, loss available to common shareholders equals the reported loss.  The Company uses the treasury stock method for calculating diluted earnings per share.  Under the treasury stock method, the weighted average number of common shares outstanding used for the calculation of diluted earnings per share assumes that the proceeds to be received on the exercise of dilutive share options and warrants are used to repurchase common shares at the average market price during the period.  In the Company’s case, diluted loss per share presented is the same as basic loss per share as the effect of outstanding options and warrants in the loss per share calculation would be anti-dilutive.

(i)

Foreign currency translation:

The Company uses the United States dollar as its reporting currency, and accounts denominated in currencies other than the United States dollar have been translated as follows:

  Revenue and expense items at the rate of exchange in effect on the transaction date;

  Non-monetary assets and liabilities at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rate in effect on the balance sheet date;  and

  Monetary assets and liabilities at the exchange rate at the balance sheet date.

Exchange gains and losses are recorded in the statement of operations in the period in which they occur.

(j)

Flow-through shares (EIC 146):

In March 2004, guidelines related to the accounting for flow-through shares were issued by the Emerging Issues Committee of the Canadian Institute of Chartered Accountants under EIC 146.  EIC 146 requires the recognition of a provision at the date of the actual renunciation, by a reduction in the amount included in share capital relating to the flow-through shares, for the future income taxes related to the deductions foregone by the Company.  EIC 146 is applicable on a prospective basis for flow-through share transactions after March 2004.  The Company adopted EIC 146 on a prospective basis.

(k)

Use of estimates:

The preparation of financial statements requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of management estimates relate to impairment of mineral properties, determination of reclamation obligations, valuation allowances for future income tax assets, and assumptions used in determining the fair value of non-cash stock-based compensation.  Actual results could differ from those estimates.

Canarc Resource Corp                                                                                                                                                                                                                                    Page 8

CANARC  RESOURCE  CORP.

Notes to the Consolidated Financial Statements

Six Months Ended June 30, 2005

(Unaudited – Prepared by Management)

(tabular dollar amounts expressed in thousands of United States dollars, except per share amounts)

2.        Significant Accounting Policies     (continued)

(l)

Fair value of financial instruments:

The fair values of the Company’s cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate their carrying values due to the short terms to maturity.  The fair value of marketable securities is disclosed in Note 3.

3.

Marketable Securities

June 30, 2005

Investment in shares of companies, at cost	$936
Cumulative write-downs	(15)
$921

The quoted market value of shares of companies is approximately $2,092,936 at June 30, 2005.

Investment in shares of companies includes shares of Endeavour Silver Corp. (“Endeavour”), a company which has certain directors in common with the Company.  At June 30, 2005, these shares had a cost of $870,947, a carrying value of $870,947 and a quoted market value of approximately $2,019,931.  The Company also holds 250,000 warrants of Endeavour with an exercise price of CAD$0.35 and an expiry date of October 6, 2005, and holds another 200,000 warrants with an exercise price of CAD$2.00 and an expiry date of October 22, 2005.  Endeavour’s shares closed at CAD$1.78 on June 30, 2005.

4.

Mineral Properties

		June 30, 2005
	Acquisition	Exploration/
	Costs	Development	Total

British Columbia:
New Polaris (Note 4(a)(i))	$ 3,605	$ 784	$ 4,389
Eskay Creek (Note 4(a)(ii))	188	14	202

Costa Rica:
Bellavista (Note 4(b))	-	-	-

Suriname:
Sara Kreek (Note 4(c)(i))	100	-	100
Benzdorp (Note 4(c)(ii))	301	4,149	4,450

Mexico:
Sonia II (Note 4(d))	30	19	49

	$ 4,224	$ 4,966	$ 9,190

Canarc Resource Corp                                                                                                                                                                                                                Page 9

CANARC  RESOURCE  CORP.

Notes to the Consolidated Financial Statements

Six Months Ended June 30, 2005

(Unaudited – Prepared by Management)

(tabular dollar amounts expressed in thousands of United States dollars, except per share amounts)

4.

Mineral Properties     (continued)

(a)

British Columbia:

(i)

New Polaris:

The New Polaris property, which is located in the Atlin Mining Division, British Columbia, is 100% owned by the Company subject to a 15% net profit interest which may be reduced to a 10% net profit interest within one year of commercial production by issuing 150,000 common shares to Rembrandt Gold Mines Ltd.  Acquisition costs at June 30, 2005 include a reclamation bond for CAD$249,000.

(ii)

Eskay Creek:

The Company owns a one-third carried interest in the Eskay Creek property, Skeena Mining Division, British Columbia, pursuant to a joint venture with Barrick Gold Corporation.  The property is subject to a 2% net smelter return in favour of a related company.

(b)

Bellavista, Costa Rica:

The Company holds a net profit interest in the Bellavista property, which is located near San Jose, Costa Rica.  A property agreement giving Glencairn Gold Corporation (“Glencairn”) the right to earn a 100% working interest in the property calls for pre-production payments to be made to the Company in the amount of $117,750 annually up to and including the year commercial production commences.  The pre-production payments for the years ended December 31, 2003 and 2002 were made by the previous property holder, Wheaton River Minerals Inc. (“Wheaton”), for cash of $58,875 and the issuance of 529,000 common shares of Wheaton.  Glencairn paid the Company $117,500 in the year ended December 31, 2004 and $120,546 in January 2005.

The Company has a net profit interest in Bellavista in which the Company is entitled to 5.67% of the net profits during the first payback period, as defined, then increasing to 10.40% during the second payback period and then to 20.24% of net profits thereafter, once commercial production commences.  Thirty-five percent of this net profit interest will reduce the net profit interest to be received from Glencairn until $317,741 in advance royalty payments are repaid.

(c)

Suriname:

(i)

Sara Kreek:

The Company holds 80% of the shares of Sara Kreek Resource Corporation N.V., the company that holds the Sara Kreek concession.  The Company may be required to issue an additional 200,000 shares to the vendor upon completing a feasibility study and commencing commercial production of the underground deposits.  During fiscal 2002, the Company wrote down the property by $1,717,000 to reflect management’s estimate of the property’s recoverable value, and in fiscal 2004, the property was further written down by $3,184,000 to a nominal $100,000 in accordance with Canadian generally accepted accounting principles.  However, a loan to the vendor that was included in acquisition costs, with a principal balance of $400,000 plus accrued interest remains outstanding and continues to be owed to the Company.  The write-down of the property for accounting purposes does not affect the Company’s legal claim and right to recover the outstanding loan plus accrued interest owed to it, and the Company continues with its collection efforts.

Canarc Resource Corp                                                                                                                                                                                                        Page 10

CANARC  RESOURCE  CORP.

Notes to the Consolidated Financial Statements

Six Months Ended June 30, 2005

(Unaudited – Prepared by Management)

(tabular dollar amounts expressed in thousands of United States dollars, except per share amounts)

4.

Mineral Properties     (continued)

(c)

Suriname:     (continued)

(ii)

Benzdorp:

In April 1996, the Company entered into an option agreement with Grasshopper Aluminum Company N.V. (“Grassalco”) to earn up to an 80% interest in the Benzdorp property by making cumulative cash payments of $750,000 and property expenditures totalling $5 million over a four-year period.  In August 2002, the Company and Grassalco amended the option agreement.  Cash payments prior to commercial production were reduced to $300,000 and exploration expenditures of $5 million were to be incurred by April 2005 but was extended to December 2005 pursuant to amendments in April 2005, subject to a payment of $40,000 which was paid by the Company in April 2005.

Pursuant to the amended option agreement in August 2002, the Company will owe Grassalco an additional $250,000 payable on or before 30 days after the commencement of commercial production if a feasibility study has not been completed by October 6, 2005.  For the years 2006 to 2008, the Company will owe an additional $250,000 payable on or before 30 days after the commencement of commercial production.  However, if a feasibility study has not been completed by October 6, 2008, then the annual additional cash payments of $250,000 will increase at that time to $500,000.  These additional cash payments shall be treated as advance payments against the Grassalco’s shareholder ownership interest and shall be deductible from Grassalco’s net profit share or net smelter profit from exploiting the deposits.

The Company has earned a 40% interest in the Benzdorp property, and expects to exercise its right to increase its interest by making additional option payments and exploration expenditures (Note 4(e)).  During fiscal 2004, Grassalco transferred the Benzdorp concessions to an incorporated company in which the Company owns 40% and Grassalco owns 60%.

(d)

Mexico:

Sonia II:

In July 2004, the Company’s 63% owned subsidiary, Minera Aztec Silver Corporation (“Aztec”), entered into an option agreement to earn up to a 100% interest in the Sonia II property by making cumulative cash payments of $250,000 over a four-year period subject to financing, of which $30,000 has been paid.

Canarc Resource Corp                                                                                                                                                                                                                                                Page 11

CANARC  RESOURCE  CORP.

Notes to the Consolidated Financial Statements

Six Months Ended June 30, 2005

(Unaudited – Prepared by Management)

(tabular dollar amounts expressed in thousands of United States dollars, except per share amounts)

4.

Mineral Properties     (continued)

(e)

Expenditure options:

To maintain the Company’s interest and to fully exercise the options under various property agreements covering its properties, the Company must incur exploration expenditures on the properties and make payments in the form of cash and/or shares to the optionors as follows:

	Option/Advance	Expenditure
	Royalty Payments	Commitments	Shares

Benzdorp (Note 4(c)(ii)):
2005 (i)	$ -	$ 151	-
On commercial production (ii)	450	-	-

Sara Kreek (Note 4(c)(i)):
On commercial production	-	-	200,000

New Polaris (Note 4(a)(i)):
Net profit interest reduction or buydown	-	-	150,000

Mexico (Note 4(d)):
Sonia II:
2006	40	-	-
2007	60	-	-
2008	120	-	-

	$ 670	$ 151	350,000

(i)

Management fees of 10% are included in exploration expenditure commitments.

(ii)

Paid on or before 30 days after the commencement of commercial production.

These amounts may be reduced in the future as the Company determines which properties to continue to explore and which to abandon.

(f)

Mineral properties contingencies:

The Company has diligently investigated rights of ownership of all of its mineral properties/concessions and, to the best of its knowledge, all agreements relating to such ownership rights are in good standing.  However, all properties/concessions may be subject to prior claims, agreements or transfers, and rights of ownership may be affected by undetected defects.

Canarc Resource Corp                                                                                                                                                                                                                    Page 12

CANARC  RESOURCE  CORP.

Notes to the Consolidated Financial Statements

Six Months Ended June 30, 2005

(Unaudited – Prepared by Management)

(tabular dollar amounts expressed in thousands of United States dollars, except per share amounts)

5.

Equipment

		June 30, 2005
		Accumulated	Net Book
	Cost	Amortization	Value

Office equipment	$140	$128	$12

6.

Share Capital

(a)

Authorized and issued:

Previously, the Company’s authorized share capital comprised 100,000,000 common shares without par value.  In May 2005, the Company received shareholder approval to increase the authorized share capital to unlimited common shares without par value.

The Company’s issued share capital is as follows:

Number of Shares		Amount

Balance at December 31, 2004	58,318,448	$49,234
Issued:
Exercise of share purchase options (Note 6(c))	200,000	47
Exercise of share appreciation rights	6,667	3
Provision for flow-through shares	-	(141)
Balance at June 30, 2005	58,525,115	$49,143

In February 2005, the Company renounced CAD$487,500 in exploration expenditures which were expended in fiscal 2004 from a private placement for 750,000 flow-through common shares at CAD$0.65 per share, resulting in an income tax recovery of $140,617.

Common shares issued for consideration other than cash are recorded at the quoted market value of the shares as of the agreement date, except in the case of common shares issued on exercise of stock options and share appreciation rights under the Company’s stock option plan, which include the fair value of related options or rights previously allocated to contributed surplus.

(b)

Contributed surplus:

Balance at December 31, 2004	$1,088
Changes during the period:
Stock-based compensation	377
Exercise of options	(15)
Balance at June 30, 2005	$1,450

Canarc Resource Corp                                                                                                                                                                                                                            Page 13

CANARC  RESOURCE  CORP.

Notes to the Consolidated Financial Statements

Six Months Ended June 30, 2005

(Unaudited – Prepared by Management)

(tabular dollar amounts expressed in thousands of United States dollars, except per share amounts)

6.

Share Capital     (continued)

(c)

Stock option plan:

The Company has a stock option plan that allows it to grant options to its employees, directors and consultants to acquire up to 18,374,095 common shares, of which options for 6,000,000 common shares is subject to regulatory approval and of which options for 5,179,000 common shares are outstanding as at June 30, 2005.  The exercise price of each option equals the high/low average price for the common shares on the Toronto Stock Exchange based on the last five trading days before the date of the grant.  Options have a maximum term of ten years and terminate 30 days following the termination of the optionee’s employment, except in the case of death, in which case they terminate one year after the event.  Vesting of options is made at the discretion of the Board at the time the options are granted.  At the discretion of the Board, certain option grants provide the holder the right to receive the number of common shares, valued at the quoted market price at the time of exercise of the stock options, that represent the share appreciation since granting the options.

The continuity of stock options for the six months ended June 30, 2005 is as follows:

	June 30, 2005
		Weighted
		average
		exercise
	Number	price
	of Shares	(CAD$)

Outstanding, beginning of the period	5,649,000	$0.57
Granted	2,100,000	$0.35
Exercised	(200,000)	$0.17
Cancelled	(750,000)	$0.67
Converted to stock appreciation
rights on exercise	(20,000)	$0.34
Outstanding, end of period	6,779,000	$0.51
Exercise price range (CAD$)	$0.17 - $1.05	-

The following table summarizes information about stock options outstanding at June 30, 2005:

		Options Outstanding and Exercisable
		Weighted	Weighted
	Number	Average	Average
Price	Outstanding	Remaining	Exercise
Range	as at	Contractual Life	Prices
(CAD$)	June 30, 2005	(Number of Years)	(CAD$)

$0.01 - $0.24	80,000	1.6	$0.17
$0.25 - $0.49	3,294,000	4.8	$0.32
$0.50 - $0.74	2,619,500	3.0	$0.60
$0.75 - $0.99	185,500	2.2	$0.87
$1.00 - $1.24	600,000	3.4	$1.00
	6,779,000	3.9	$0.51

Canarc Resource Corp                                                                                                                                                                                                        Page 14

CANARC  RESOURCE  CORP.

Notes to the Consolidated Financial Statements

Six Months Ended June 30, 2005

(Unaudited – Prepared by Management)

(tabular dollar amounts expressed in thousands of United States dollars, except per share amounts)

6.

Share Capital     (continued)

(c)

Stock option plan:     (continued)

At June 30, 2005, 6,779,000 options are exercisable and expire at various dates from November 10, 2005 to June 30, 2010, with a weighted average remaining life of 3.9 years.  For the six months ended June 30, 2005, the Company recognized stock-based compensation of $376,935 from the granting of stock options and $2,753 from the exercise of share appreciation rights.

(d)

Warrants:

At June 30, 2005, the Company had outstanding warrants to purchase an aggregate 1,723,750 common shares as follows:

Exercise
Prices		Oustanding at				Oustanding at
(CAD$)	Expiry Dates	December 31, 2004	Issued	Exercised	Expired	June 30, 2005

$0.63	February 4, 2005	625,000	-	-	(625,000)	-
$1.25	November 13, 2005	133,750	-	-	-	133,750
$1.10	November 13, 2005	1,540,000	-	-	-	1,540,000
$1.25	December 30, 2005	50,000	-	-	-	50,000

		2,348,750	-	-	(625,000)	1,723,750

(e)

Shares reserved for issuance:

Number of Shares

Outstanding, June 30, 2005	58,525,115
Property agreements (Note 4(e))	350,000
Stock options (Note 6(c))	6,779,000
Warrants (Note 6(d))	1,723,750

Fully diluted, June 30, 2005	67,377,865

Canarc Resource Corp.                                                                                                                                                                                                                Page 15

CANARC  RESOURCE  CORP.

Notes to the Consolidated Financial Statements

Six Months Ended June 30, 2005

(Unaudited – Prepared by Management)

(tabular dollar amounts expressed in thousands of United States dollars, except per share amounts)

6.

Share Capital     (continued)

(f)

Shareholder rights plan:

On May 31, 2005, the shareholders of the Company approved a shareholder rights plan (the “Plan”), that became effective on April 30, 2005.  The Plan is intended to ensure that any entity seeking to acquire control of the Company makes an offer that represents fair value to all shareholders and provides the board of directors with sufficient time to assess and evaluate the offer, to permit competing bids to emerge, and, as appropriate, to explore and develop alternatives to maximize value for shareholders.  Under the Plan, each shareholder at the time of the Plan’s adoption was issued one Right for each common share of the Company held.  Each Right entitles the registered holder thereof, except for certain “Acquiring Persons” (as defined in the Plan), to purchase from treasury one common share at a 50% discount to the prevailing market price, subject to certain adjustments intended to prevent dilution.  The Rights are exercisable after the occurrence of specified events set out in the Plan generally related to when a person, together with affiliated or associated persons, acquires, or makes a take-over bid to acquire, beneficial ownership of 20% or more of the outstanding common shares of the Company.  The Rights expire on April 30, 2015.

7.

Related Party Transactions

General and administrative costs during the six months ended June 30, 2005 include CAD$23,303 in salaries paid to a director, and a total of CAD$20,000 to all directors in their capacity as Directors of the Company.

8.

Segment Disclosures

The Company has one operating segment, being mineral exploration, and substantially all assets of the Company are located in Canada except for certain mineral properties as disclosed in Note 4.

9.

Supplemental Disclosure with respect to Cash Flows

June 30, 2005

Non-cash financing and investing activities:

Fair value of stock options allocated to shares issued on exercise of:
Share appreciation rights	$ 3
Stock options	15
Income tax recovery from flow-through shares	141

Supplemental cash flow information:

Income taxes paid	$ -
Interest paid	-

Canarc Resource Corp.                                                                                                                                                                                                                    Page 16

CORPORATE  INFORMATION

HEAD OFFICE

#800 – 850 West Hastings Street

Vancouver, BC, Canada, V6C 1E1

Telephone:

(604) 685-9700

Facsimile:

(604) 685-9744

Website:

www.canarc.net

DIRECTORS

Bradford Cooke

Chris Theodoropoulos

Derek Bullock

Leonard Harris

William Price

OFFICERS

Bradford Cooke ~ President

Stewart Lockwood ~ Secretary

REGISTRAR AND

Computershare Trust Company of Canada

TRANSFER AGENT

3rd Floor, 510 Burrard Street

Vancouver, BC, Canada, V6C 3B9

AUDITORS

KPMG LLP

777 Dunsmuir Street

Vancouver, BC, Canada, V7Y 1K3

SOLICITORS

Vector Corporate Finance Lawyers

#1040 – 999 West Hastings Street

Vancouver, BC, Canada, V6C 2W2

SHARES LISTED

Trading Symbols

TSX:            CCM

OTC-BB:     CRCUF

Canarc Resource Corp.                                                                                                                                                                                                                Page 17

CANARC  RESOURCE  CORP.

(the "Company")

Management's Discussion and Analysis

For the Six Months Ended June 30, 2005

CAUTION - FORWARD LOOKING STATEMENTS

Certain statements contained herein regarding the Company and its operations constitute "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995.  All statements that are not historical facts, including without limitation statements regarding future estimates, plans, objectives, assumptions or expectations of future performance, are "forward-looking statements".  We caution you that such "forward looking statements" involve known and unknown risks and uncertainties that could cause actual results and future events to differ materially from those anticipated in such statements.  Such risks and uncertainties include fluctuations in precious metal prices, unpredictable results of exploration activities, uncertainties inherent in the estimation of mineral reserves and resources, fluctuations in the costs of goods and services, problems associated with exploration and mining operations, changes in legal, social or political conditions in the jurisdictions where the Company operates, lack of appropriate funding and other risk factors, as discussed in the Company's filings with Canadian and American Securities regulatory agencies.  The Company expressly disclaims any obligation to update any forward-looking statements.

1.0

Preliminary Information

The following Management's Discussion and Analysis ("MD&A") of Canarc Resource Corp. (the "Company") should be read in conjunction with the accompanying unaudited interim consolidated financial statements for the six months ended June 30, 2005 and with the audited consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, all of which are available at the SEDAR website at www.sedar.com.

All financial information in this MD&A is prepared in accordance with Canadian generally accepted accounting principles ("CAD GAAP"), and all dollar amounts are expressed in United States dollars unless otherwise indicated.

All information contained in the MD&A is as of August 8, 2005 unless otherwise indicated.

1.1

Background

The Company is a Canadian resource company engaged in the acquisition, exploration, development and exploitation of precious metal properties in Canada, Costa Rica, Mexico and Suriname.  The Company owns or holds, directly or indirectly, interests in five precious metal properties, known as the New Polaris and Eskay Creek properties in British Columbia, Canada, the Bellavista property in Costa Rica, and the Sara Kreek and Benzdorp properties in Suriname.

The Company owns a 100% interest in the New Polaris property, located in the Atlin Mining Division, British Columbia, and is subject to a 15% net profit interest, which may be reduced to a 10% net profit interest within one year of commercial production by issuing 150,000 common shares to Rembrandt Gold Mines Ltd.

The Company owns a 33⅓% carried interest in the Eskay Creek property, Skeena Mining Division, British Columbia, pursuant to a joint venture with Barrick Gold Corporation.  The property is subject to a 2% net smelter return in favour of a related company.

The Company holds a 5.7% to 20.2%  net profit interest in the Bellavista property, located near Miramar, Costa Rica.  Glencairn Gold Corporation ("Glencairn") owns a 100% working interest in the property, and recently completed construction of a 60,000 ounce gold per year, open pit heap leach gold mine which is now in production.  The Company has a net profit interest in Bellavista which entitles the Company to 5.67% of the net profits during the first payback period, increasing to 10.40% during the second payback period and then to 20.24% of net profits thereafter.  Thirty-five percent of this net profit interest will reduce the net profit interest to be received from Glencairn until $317,741 in advance royalty payments are repaid.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

The Company holds 80% of the shares of Sara Kreek Resource Corporation N.V., the company that holds the Sara Kreek concession and operates a placer gold mine thereon located in the Republic of Suriname.  The Company owns a 100% interest (subject to royalties) in the subsurface mineral rights and 80% interest (reverting to 50% after payback of the Company's investment) in the surface mineral rights.  The Company may be required to issue an additional 200,000 shares to the vendor upon completing a feasibility study and commencing commercial production of the underground deposits.

In April 1996, the Company entered into an option agreement with Grasshopper Aluminum Company N.V. ("Grassalco") to earn up to an 80% interest in the Benzdorp property located in the Republic of Suriname by making cumulative cash payments of $750,000 and property expenditures totalling $5,000,000 over a four-year period.  In August 2002, the Company amended its option agreement.  Cash payments prior to commercial production were reduced to $300,000 and the period to incur exploration expenditures totalling $5,000,000 was extended to April 2005 which was extended to December 2005 pursuant to amendments in April 2005, subject to a payment of $40,000 which was paid in April 2005.  Also, the Company will owe Grassalco an additional $250,000 payable on or before 30 days after the commencement of commercial production if a feasibility study has not been completed by October 6, 2005.  Each year thereafter, the Company will owe an additional $250,000 payable on or before 30 days after the commencement of commercial production.  However, if a feasibility study has not been completed by October 6, 2008, then the annual additional cash payments of $250,000 will increase at that time to $500,000.  These additional cash payments shall be treated as advance payments against the Grassalco's shareholder ownership interest and shall be deductible from Grassalco's net profit share or net smelter profit from exploiting the deposits.  In fiscal 2004, the Company had earned a 40% interest in the Benzdorp property, and the Company expects to exercise its right to increase its interest to 80%.  In February 2004, the Company and Grassalco incorporated a company in Suriname and transferred the Benzdorp concessions to it, on behalf of the Company (40%) and Grassalco (60%).

1.2

Overall Performance

As the Company is focused on its exploration activities, there is no production, sales or inventory in the conventional sense.  The recoverability of costs capitalized to mineral properties and the Company's future financial success will be dependent upon the extent to which it can discover mineralization and determine the economic viability of developing such properties.  Such development may take years to complete and the amount of resulting income, if any, is difficult to determine with any certainty at this time.  Many of the key factors are outside of the Company's control.  The sales value of any mineralization discovered and developed by the Company is largely dependent upon factors beyond the Company's control such as the market prices of the metals produced.  As the carrying value and amortization of mineral properties and capital assets are, in part, related to the Company's mineral reserves and resources, the estimation of such reserves and resources is significant to the Company's position and results of operations.

Gold markets continued to show strength as the cumulative average increased from $310 per ounce in fiscal 2002 to $363 in fiscal 2003 and then to $410 in fiscal 2004 and then to $427 for the period from January 2005 to July 2005.  Peaks in gold prices were prevalent especially in early 2004 when prices hit a high of $425 and then settled in the $400 level by mid 2004 and then reached a high of $454 in December 2004.  For 2005, the low/high prices ranged from $411 to $444 and the price closed at $434 on August 8, 2005.

Most of the Company's exploration efforts in fiscal 2004 were focused on the Phase 2 exploration drilling program on the Benzdorp property.  The JQA prospect is just one of twelve gold prospect areas along the easternmost 10% of the 138,000 hectare Benzdorp property.  The primary target at JQA is a 500 metre by 500 metre zone of saprolite-hosted, porphyry-gold mineralization that is continuously mineralized on surface.  The target is a bulk tonnage, low grade, open pittable gold-copper porphyry deposit that could be profitably mined due to economies of scale.  In 2004, the Company completed 3,984 metres of diamond drilling in 13 holes.  All 13 holes encountered significant porphyry gold mineralization in saprolite starting at surface.  The JQA mineralized zone is wide open along strike, and to a certain extent at depth.  The deep drilling program for the JQA prospect also intersected significant copper values within the zone of mineralization.  These copper intersections are hosted by quartz stockworks confirming the porphyry nature of gold-copper mineralization at the JQA prospect.  Copper mineralization is a bit more intermittent than the gold mineralization.  In 2005, the Company continues to assess the metallurgical characteristics of saprolite and bedrock mineralization from the JQA prospect in order to determine the viability

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

of gold recovery as well as a comprehensive compilation of previous work and exploration to develop new targets for a Phase 3 drilling program of about 3,000 metres in approximately 15 holes in order to extend the area of JQA mineralization in bedrock and to test other targets.

In June 2005, the Company resumed its exploration efforts on the Benzdorp property and implemented a $250,000, six-month program of line-cutting, soil sampling, airborne geophysics, core re-logging and geological compilation.  The goals of the exploration program are as follows:

1)

Complete more detailed sampling of several gold prospect areas to better define them prior to the next drilling program;

2)

Carry out geologic and petrographic studies on JQA drill core to clarify the porphyry rock types and alteration assemblages, then re-interpret all geologic information from the JQA porphyry gold discovery area to better define the higher grade mineralization and extensions for drilling;  and

3)

Use airborne magnetic and radiometric survey data to better understand the underlying geological and structural controls to gold mineralization at Benzdorp and generate new target areas.

The first gold prospects for follow-up sampling are in the van Heemstra area several kilometres north of JQA.  Two broadly anomalous gold prospect areas were found by reconnaissance soil sampling in 1997, but have not been followed up to date.  A 14 km grid is being cut for soil sampling at 25 metre spacings on 200 metre spaced lines.

In fiscal 2004, the Company completed the Phase 1 in-fill drilling program for the New Polaris property located in northwest British Columbia.  The Phase 1 in-fill drilling resulted in multiple high grade gold intercepts and intersected economically significant gold grades and vein widths in two main, sub-parallel, en-echelon, shear-veins, the "Upper C" and "Lower C".  In June 2005, the Company resumed work at New Polaris, including the mapping of a possible road route to Taku Inlet, in preparation for a Phase 2 in-fill drilling program continues to be planned for 2005, subject to financing, to continue defining and extending the known C zones at 100 feet intervals over a 1,000 feet (305 metre) strike length and 1,200 feet (366 metre) down-dip.  It will also target two of the known Y zones over a 500 feet (152 metres) length and 1,200 feet (366 metre) down dip.  The purpose of this drilling program is to outline at least a 550,000 ounce resource amenable to a feasibility study for a 65,000 ounces per year high grade, underground gold mine with a minimum 8-year mine-life.

Glencairn, owner and operator of the Bellavista mine in Costa Rica, poured its first gold bars at the new Bellavista mine in June 2005.  Since mining began in April 2005, approximately 200,000 tonnes of ore has been stacked on leach pads.  Gold contained in ore on the pads and in leach solution was at approximately 10,000 ounces.  Production at Bellavista is expected to ramp up at its design rate of 60,000 ounces annually before year-end.  Based upon estimates by Glencairn, the Bellavista mine has ore reserves of 11.2 million tonnes grading 1.54 grams per tonne gold, containing about 555,000 ounces of gold, with a gold recovery rate of 78.6%, can produce an average annual rate of 60,000 ounces gold per year, and has a mine life of 7.3 years and a cash operating cost of $198 per ounce.  At a $425 gold price, the Company's net profit interest is expected to generate about $4.3 million in undiscounted cash flows, net of advance royalty payments of $317,741, over the expected mine life of 7 years.  The Company received its annual pre-production cash payment of $120,556 from Glencairn in January 2005.

The Shareholder Update included in the Company's interim unaudited consolidated financial statements for the six months ended June 30, 2005 provides further review of the Company's overall performance of the second quarter and an outlook to the third quarter of fiscal 2005.

1.3

Selected Annual Information

All financial information is prepared in accordance with CAD GAAP, and all dollar amounts are expressed in United States dollars unless otherwise indicated.

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

For the Years Ended December 31,
(in $000s except per share amounts)	2004	2003	2002

Total revenues	$ -	$ -	$ -

Loss before discontinued operations and extraordinary items:
(i) Total	$ (4,013)	$ (876)	$ (7,477)
(ii) Basic per share	$ (0.07)	$ (0.02)	$ (0.17)
(iii) Fully diluted per share	$ (0.07)	$ (0.02)	$ (0.17)

Net loss:
(i) Total	$ (4,013)	$ (876)	$ (7,477)
(ii) Basic per share	$ (0.07)	$ (0.02)	$ (0.17)
(iii) Fully diluted per share	$ (0.07)	$ (0.02)	$ (0.17)

Total assets	$ 10,777	$12,882	$ 10,217
Total long-term liabilities	$ -	$ -	$ -
Dividends per share	$ -	$ -	$ -

1.4

Results of Operations

Second Quarter of Fiscal 2005 - Six months ended June 30, 2005 compared with June 30, 2004

The Company realized a net loss of $378,000 for the six months ended June 30, 2005, compared to a net loss of $554,000 for the same period in fiscal 2004.  Although operating losses are similar, the underlying expense items are comparably mixed relative to the same period in the prior fiscal year.  Certain operating expenses reduced to reflect the commensurate fall in the level of operating activity of the Company as management refocuses more efforts in developing exploration programs for the New Polaris and Benzdorp properties based upon results from drilling and exploration programs implemented in fiscal 2004, whereas others increased to reflect efforts in developing strategic partnerships and alliances for the Company's properties.  Given that certain accounts of the Company are stated in Canadian dollars, the depreciation of the Canadian dollar to the U.S. dollar caused the recognition of foreign exchange losses.  Stock-based compensation results from the granting of stock options.  In the current period, stock options for 2,100,000 common shares were granted whereas stock options for 600,000 common shares were granted in the similar period of the prior year.  General and administrative expenses and salaries continue to account for a significant portion of operating expenses, but operating losses fell relative to the prior period in fiscal 2004.  Gains of $141,000 were realized from the disposition of shares of Endeavour Silver Corp. ("Endeavour"), a company with certain common directors.

The net loss in the second quarter was in contrast to the net income of $105,000 in the first quarter of fiscal 2005 which was primarily attributable to the accounting for flow-through shares pursuant to the guidelines issued by the Emerging Issues Committee of the Canadian Institute of Chartered Accountants under EIC 146.  EIC 146 requires the recognition of a provision at the date of the actual renunciation being February 25, 2005, by a reduction in the amount included in share capital relating to the flow-through shares, for the future income taxes related to the deductions foregone by the Company.  Attributable to EIC 146, the Company realized an income tax recovery of $141,000 in February 2005 when it renounced exploration expenditures which were financed and incurred in fiscal 2004.

As at June 30, 2005, the Company has mineral properties which are comprised of the following:

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

		June 30, 2005
	Acquisition	Exploration/
(in $000s)	Costs	Development	Total

British Columbia:
New Polaris	$ 3,605	$ 784	$ 4,389
Eskay Creek	188	14	202

Suriname:
Sara Kreek	100	-	100
Benzdorp	301	4,149	4,450

Mexico:
Sonia II	30	19	49

	$ 4,224	$ 4,966	$ 9,190

At June 30, 2005, to maintain its interest and to fully exercise the options under various property agreements covering the properties located in British Columbia (Canada), Mexico and Suriname, the Company must incur exploration expenditures on the properties and make payments in the form of cash and/or shares to the optionors as follows:

	Option/Advance	Expenditure
	Royalty Payments	Commitments	Shares
	(in $000s)	(in $000s)
Benzdorp:
2005 (i)	$ -	$ 151	-
On commercial production (ii)	450	-	-

Sara Kreek:
On commercial production	-	-	200,000

New Polaris:
Net profit interest buyout	-	-	150,000

Mexico:
Sonia II:
2006	40	-	-
2007	60	-	-
2008	120	-	-

	$ 670	$ 151	350,000

(i)

Management fees of 10% are included in exploration expenditure commitments.

(ii)

Paid on or before 30 days after the commencement of commercial production.

These amounts may be reduced in the future as the Company determines which properties to continue to explore and which to abandon.

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

1.5

Summary of Quarterly Results

All financial information is prepared in accordance with CAD GAAP, and all dollar amounts are expressed in United States dollars unless otherwise indicated.

The following table provides selected financial information of the Company for each of the last eight quarters ending at the end of the most recently completed quarter, June 30, 2005:

(in $000s except200520042003
per share amounts)	June 30	Mar 31	Dec 31	Sept 30	June 30	Mar 31	Dec 31	Sept 30

Total revenues	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

(Loss) income before discontinued
discontinued operations and
extraordinary items:
(i) Total	$ (483)	$ 105	$ (3,209)	$ (248)	$ (178)	$ (378)	$ (536)	$ (126)
(ii) Basic per share	$ (0.01)	$ -	$ (0.06)	$ -	$ -	$ (0.01)	$ (0.01)	$ -
(iii) Fully diluted
per share	$ (0.01)	$ -	$ (0.06)	$ -	$ -	$ (0.01)	$ (0.01)	$ -

Net (loss) income:
(i) Total	$ (483)	$ 105	$ (3,209)	$ (248)	$ (178)	$ (378)	$ (536)	$(126)
(ii) Basic per share	$ (0.01)	$ -	$ (0.06)	$ -	$ -	$ (0.01)	$ (0.01)	$ -
(iii) Fully diluted
per share	$ (0.01)	$ -	$ (0.06)	$ -	$ -	$ (0.01)	$ (0.01)	$ -

Total assets	$ 10,315	$10,416	$10,777	$13,336	$13,089	$12,591	$12,882	$10,477
Total long-term liabilities	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Dividends per share	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

A net income was realized in the first quarter of fiscal 2005 primarily from an income tax recovery of $141,000 resulting from the renunciation of exploration expenditures for flow through shares, pursuant to EIC 146 which became effective prospectively for flow-through share transactions subsequent to March 2004.

1.6

Liquidity and Capital Resources

The Company is in the development stage and has not yet determined whether its mineral properties contain reserves that are economically recoverable.  The recoverability of amounts capitalized for mineral properties is entirely dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development and upon future profitable production.  The Company knows of no trends, demands, commitments, events or uncertainties that may result in the Company's liquidity either materially increasing or decreasing at the present time or in the foreseeable future.  Material increases or decreases in the Company's liquidity are substantially determined by the success or failure of the Company's exploration programs and overall market conditions for smaller resource companies.  Since its incorporation in 1987, the Company has endeavored to secure mineral properties that in due course could be brought into production to provide the Company with cash flow which would be used to undertake work programs on other projects.  To that end, the Company has expended its funds on mineral properties that it believes have the potential to achieve cash flow within a reasonable time frame.  As a result, the Company has incurred losses during each of its fiscal years since incorporation.  This result is typical of smaller mining companies and will continue unless positive cash flow is achieved.

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

The following table contains selected financial information of the Company's liquidity:

	June 30	December 31,	June 30
(in $000s)	2005	2004	2004

Cash and cash equivalents	$136	$715	$622
Working capital	$1,074	$1,306	$1,502

Ongoing operating expenses continue to reduce the Company's cash resources.  The only source of equity financings during the current period was from the exercise of stock options which provided proceeds of CAD$34,000 whereas the exercise of warrants and stock options for the similar period in the prior fiscal year provided proceeds of CAD$921,050.  At the end of the second quarter in fiscal 2005, the Company's working capital decreased relative to both the end of the second quarter of 2004 and at the end of fiscal 2004.

The Company's Phase 1 in-fill drilling program for the New Polaris property and the Phase 2 drilling program for the Benzdorp property were completed in fiscal 2004, which reduced the financial burden on the Company during the first quarter of fiscal 2005.  During the six months ended June 30, 2005, further expenditures of $35,000 were incurred for the New Polaris property, $166,000 for the Benzdorp property and $20,000 for the Sonia II property.  The Company continues with its efforts to develop exploration programs for these properties which are subject to financing and strategic alliances.

In January 2005, the Company received $120,546 from Glencairn for the pre-production payments for the Bellavista property located in Costa Rica.

Proceeds from the disposition of marketable securities provided another source of cash flows for the Company in which it realized proceeds of $231,000 in the six months ended June 30, 2005 and $50,000 for the same period in 2004, primarily from the disposition of the Company's shareholdings in Endeavour, which increased in value.  During the first quarter of 2005, its investment in Endeavour contributed to the increase in the overall quoted market value of the Company's marketable securities which increased from $2,077,782 at December 31, 2004 to $2,855,997 at March 31, 2005 at which time the market value of Endeavour's shares closed at CAD$2.36, but then fell to $2,019,931 at June 30, 2005 which by the end of the second quarter of 2005 the shares of Endeavour closed at CAD$1.78.  At August 8, 2005, the market value of Endeavour's shares increased and closed at CAD$2.17.

The Company has entered into a number of option agreements for mineral properties that involve payments in the form of cash and/or shares of the Company as well as minimum exploration expenditure requirements.  Under the Item 1.4, further details of contractual obligations are provided as at June 30, 2005.  The Company will continue to rely upon equity financing as its principal source of financing its projects.

1.7

Capital Resources

Item 1.6 provides further details.

1.8

Off-Balance Sheet Arrangements

On May 31, 2005, the shareholders of the Company approved a shareholder rights plan (the "Plan"), that became effective on April 30, 2005.  The Plan is intended to ensure that any entity seeking to acquire control of the Company makes an offer that represents fair value to all shareholders and provides the board of directors with sufficient time to assess and evaluate the offer, to permit competing bids to emerge, and, as appropriate, to explore and develop alternatives to maximize value for shareholders.  Under the Plan, each shareholder at the time of the Plan's adoption was issued one Right for each common

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

share of the Company held.  Each Right entitles the registered holder thereof, except for certain "Acquiring Persons" (as defined in the Plan), to purchase from treasury one common share at a 50% discount to the prevailing market price, subject to certain adjustments intended to prevent dilution.  The Rights are exercisable after the occurrence of specified events set out in the Plan generally related to when a person, together with affiliated or associated persons, acquires, or makes a take-over bid to acquire, beneficial ownership of 20% or more of the outstanding common shares of the Company.  The Rights expire on April 30, 2015.

At the discretion of the Board, certain option grants provide the option holder the right to receive the number of common shares, valued at the quoted market price at the time of exercise of the stock options, that represent the share appreciation since granting the options.

1.9

Transactions with Related Parties

General and administrative costs during the six months ended June 30, 2005 include CAD$23,303 in salaries paid to a director, and a total of CAD$20,000 to all directors in their capacity as Directors of the Company.

1.10

Second Quarter

Items 1.4, 1.5 and 1.6 provide further details for the second quarter.

1.11

Proposed Transactions

There are no proposed asset or business acquisitions or dispositions, other than those in the ordinary course, before the board of directors for consideration.

1.12

Critical Accounting Estimates

The preparation of financial statements requires the Company to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of estimates relate to mineral properties.

Acquisition costs of mineral properties and exploration and development expenditures incurred thereto are capitalized and deferred.  The costs related to a property from which there is production will be amortized using the unit-of-production method.  Capitalized costs are written down to their estimated recoverable amount if the property is subsequently determined to be uneconomic.  The amounts shown for mineral properties represent costs incurred to date, less recoveries and write-downs, and do not reflect present or future values.

1.13

Changes in Accounting Policies Including Initial Adoption

During the year ended December 31, 2004, the Company adopted the Canadian Institute of Chartered Accountants ("CICA") Handbook Section 3110 "Asset Retirement Obligations" ("HB 3110").  This new standard recognizes statutory, contractual or other legal obligations related to the retirement of tangible long-lived assets when such obligations are incurred, if a reasonable estimate of fair value can be made.  These obligations are measured initially at fair value and the resulting costs capitalized to the carrying value of the related asset.  In subsequent periods, the liability is adjusted for any changes in the amount or timing and for the discounting of the underlying future cash flows.  The capitalized asset retirement cost is amortized to operations over the life of the asset.

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

Prior to the adoption of HB 3110, the Company had accounted for reclamation and closure costs by accruing an amount associated with the retirement of tangible long-lived assets as a charge to operations over the life of the asset.  The Company adopted HB 3110 retroactively with a restatement of prior periods presented.  However, the adoption of HB 3110 resulted in no changes to amounts previously presented.

Flow-through shares (EIC 146):

In March 2004, guidelines related to the accounting for flow-through shares were issued by the Emerging Issues Committee of the Canadian Institute of Chartered Accountants under EIC 146.  EIC 146 requires the recognition of a provision at the date of the actual renunciation, by a reduction in the amount included in share capital relating to the flow-through shares, for the future income taxes related to the deductions foregone by the Company.  EIC 146 is applicable on a prospective basis for flow-through share transactions after March 2004.  The Company adopted EIC 146 on a prospective basis.

1.14

Financial Instruments and Other Instruments

There are no financial instruments or other instruments.

1.15

Other MD&A Requirements

1.15.1

Other MD&A Requirements

Additional information relating to the Company are as follows:

(a)

may be found on SEDAR at www.sedar.com;

(b)

may be found in the Company's annual information form;  and

(c)

is also provided in the Company's unaudited consolidated financial statements for the six months ended June 30, 2005 and its audited consolidated financial statements for its most recently completed financial year ended December 31, 2004.

1.15.2

Additional Disclosure for Venture Issuers without Significant Revenue

(a)

capitalized or expensed exploration and development costs;

The required disclosure is presented in the notes to the Company's consolidated financial statements.

(b)

expensed research and development costs;

Not applicable.

(c)

deferred development costs;

Not applicable.

(d)

general and administrative expenses;  and

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

The required disclosure is presented in the Company's consolidated financial statements.

(e)

any material costs, whether capitalized, deferred or expensed, not referred to in (a) through (d);

None.

1.15.3

Outstanding Share Data

Previously, the Company's authorized share capital comprised 100,000,000 common shares without par value.  In May 2005, the Company received shareholder approval to increase the authorized share capital to unlimited common shares without par value.

Changes in the Company's share capital for the six months ended June 30, 2005 are as follows:

Number of Shares		Amount
		(in $000s)

Balance at December 31, 2004	58,318,448	$ 49,234
Issued:
Exercise of share purchase options	200,000	47
Exercise of share appreciation rights	6,667	3
Provision for flow-through shares	-	(141)
Balance at June 30, 2005	58,525,115	$ 49,143

At June 30, 2005, the Company had outstanding options to purchase an aggregate 6,779,000 common shares as follows:

	June 30, 2005
		Weighted
		average
		exercise
	Number	price
	of Shares	(CAD$)

Outstanding, beginning of the period	5,649,000	$0.57
Granted	2,100,000	$0.35
Exercised	(200,000)	$0.17
Cancelled	(750,000)	$0.67
Converted to stock appreciation
rights on exercise	(20,000)	$0.34
Outstanding, end of period	6,779,000	$0.51
Exercise price range (CAD$)	$0.17 - $1.05	-

At August 8, 2005, options for 6,779,000 shares remain outstanding.

At June 30, 2005, the Company had outstanding warrants to purchase an aggregate 1,723,750 common shares as follows:

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

Exercise
Prices		Oustanding at				Oustanding at
(CAD$)	Expiry Dates	December 31, 2004	Issued	Exercised	Expired	June 30, 2005

$0.63	February 4, 2005	625,000	-	-	(625,000)	-
$1.25	November 13, 2005	133,750	-	-	-	133,750
$1.10	November 13, 2005	1,540,000	-	-	-	1,540,000
$1.25	December 30, 2005	50,000	-	-	-	50,000

		2,348,750	-	-	(625,000)	1,723,750

At August 8, 2005, warrants for 1,723,750 shares remain outstanding.

1.16

Outlook

Although it currently has sufficient capital to satisfy existing operating and administrative expenses in the short term, the Company will continue to depend upon equity capital to finance its existing projects.  There are no assurances that capital requirements will be met by this means of financing as inherent risks are attached therein including commodity prices, financial market conditions, and general economic factors.  The Company does not expect to realize any operating revenues from its properties in the foreseeable future.

1.17

Risk Factors

The following is a brief discussion of those distinctive or special characteristics of the Company's operations and industry that may have a material impact on, or constitute risk factors in respect of, the Company's future financial performance.

Exploration and Development Risks

There is no assurance given by the Company that its exploration and development programs and properties will result in the discovery, development or production of a commercially viable ore body.

The business of exploration for minerals and mining involves a high degree of risk.  Few properties that are explored are ultimately developed into producing mines.  There is no assurance that the Company's mineral exploration and development activities will result in any discoveries of bodies of commercial ore.  The economics of developing gold and other mineral properties are affected by many factors including capital and operating costs, variations of the grade of ore mined, fluctuating mineral markets, costs of processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection.  Substantial expenditures are required to establish reserves through drilling, to develop metallurgical processes to extract metal from ore, and to develop the mining and processing facilities and infrastructure at any site chosen for mining.  No assurance can be given that funds required for development can be obtained on a timely basis.  The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond the Company's control and which cannot be accurately foreseen or predicted, such as market fluctuations, the global marketing conditions for precious and base metals, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting minerals and environmental protection.  In order to commence exploitation of certain properties presently held under exploration concessions, it is necessary for the Company to apply for an exploitation concession.  There can be no guarantee that such a concession will be granted.

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

Financing Risks

There is no assurance given by the Company that it will be able to secure the financing necessary to explore, develop and produce its mineral properties.

The Company does not presently have sufficient financial resources or operating cash-flow to undertake by itself all of its planned exploration and development programs.  The development of the Company's properties may therefore depend on the Company's joint venture partners and on the Company's ability to obtain additional required financing.  There is no assurance the Company will be successful in obtaining the required financing, the lack of which could result in the loss or substantial dilution of its interests (as existing or as proposed to be acquired) in its properties as disclosed herein.  The Company's ability to continue as a going concern is dependent on continued financial support from its shareholders and other related parties, the ability of the Company to raise equity capital financing, and the attainment of profitable operations, external financings and further share issuance to satisfy working capital and operating needs.

Estimates of Mineral Deposits

There is no assurance given by the Company that any estimates of mineral deposits herein will not change.

Although all figures with respect to the size and grade of mineralized deposits, or, in some instances have been prepared, reviewed or verified by independent mining experts, these amounts are estimates only and no assurance can be given that any identified mineralized deposit will ever qualify as a commercially viable mineable ore body that can be legally and economically exploited.  Estimates regarding mineralized deposits can also be affected by many factors such as permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions.  In addition, the grade of ore ultimately mined may differ from that indicated by drilling results.  There can be no assurance that gold recovered in small-scale laboratory tests will be duplicated in large-scale tests under on-site conditions.  Material changes in mineralized tonnages, grades, stripping ratios or recovery rates may affect the economic viability of projects.  The existence of mineralized deposits should not be interpreted as assurances of the future delineation of ore reserves or the profitability of future operations.  The presence of clay in the mineralized material may adversely affect the economic recovery of gold from the mining operations planned at properties in Suriname.  The refractory nature of gold mineralization at New Polaris may adversely affect the economic recovery of gold from mining operations.

Mineral Prices

There is no assurance given by the Company that mineral prices will not change.

The mining industry is competitive and mineral prices fluctuate so that there is no assurance, even if commercial quantities of a mineral resource are discovered, that a profitable market will exist for the sale of same.  Factors beyond the control of the Company may affect the marketability of any substances discovered.  The prices of precious and base metals fluctuate on a daily basis, have experienced volatile and significant price movements over short periods of time, and are affected by numerous factors beyond the control of the Company, including international economic and political trends, expectations of inflation, currency exchange fluctuations (specifically, the U.S. dollar relative to other currencies), interest rates, central bank transactions, world supply for precious and base metals, international investments, monetary systems, and global or regional consumption patterns (such as the development of gold coin programs), speculative activities and increased production due to improved mining and production methods.  The supply of and demand for gold are affected by various factors, including political events, economic conditions and production costs in major gold producing regions, and governmental policies with respect to gold holdings by a nation or its citizens.  The exact effect of these factors cannot be accurately predicted, and the combination of these factors may result in the Company not receiving adequate returns on invested capital or the investments retaining their respective values.  There is no assurance that the prices of gold and other precious and base metals will be such that the Company's properties can be mined at a profit.

Title Matters

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

There is no assurance given by the Company that it owns legal title to its mineral properties.

The acquisition of title to mineral properties is a very detailed and time-consuming process.  Title to any of the Company's mining concessions may come under dispute.  While the Company has diligently investigated title considerations to its mineral properties, in certain circumstances, the Company has only relied upon representations of property partners and government agencies.  There is no guarantee of title to any of the Company's properties.  The properties may be subject to prior unregistered agreements or transfers, and title may be affected by unidentified and undetected defects.  In British Columbia and elsewhere, native land claims or claims of aboriginal title may be asserted over areas in which the Company's properties are located.

Conflicts of Interest

There is no assurance given by the Company that its directors and officers will not have conflicts of interest from time to time.

The Company's directors and officers may serve as directors or officers of other public resource companies or have significant shareholdings in other public resource companies and, to the extent that such other companies may participate in ventures in which the Company may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.  The interests of these companies may differ from time to time.  In the event that such a conflict of interest arises at a meeting of the Company's directors, a director who has such a conflict will abstain from voting for or against any resolution involving any such conflict.  From time to time several companies may participate in the acquisition, exploration and development of natural resource properties thereby allowing for their participation in larger programs, permitting involvement in a greater number of programs and reducing financial exposure in respect of any one program.  It may also occur that a particular company will assign all or a portion of its interest in a particular program to another of these companies due to the financial position of the company making the assignment.  In accordance with the laws of the Province of British Columbia, Canada, the directors of the Company are required to act honestly, in good faith and in the best interests of the Company.  In determining whether or not the Company will participate in any particular exploration or mining project at any given time, the directors will primarily consider the upside potential for the project to be accretive to shareholders, the degree of risk to which the Company may be exposed and its financial position at that time.

Uninsured Risks

There is no assurance given by the Company that it is adequately insured against all risks.

The Company may become subject to liability for cave-ins, pollution or other hazards against which it cannot insure or against which it has elected not to insure because of high premium costs or other reasons.  The payment of such liabilities would reduce the funds available for exploration and mining activities.

Environmental and Other Regulatory Requirements

There is no assurance given by the Company that it has met all environmental or regulatory requirements.

The current or future operations of the Company, including exploration and development activities and commencement of production on its properties, require permits from various foreign, federal, state and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters.  Companies engaged in the development and operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.  There can be no assurance that approvals and permits required in order for the Company to commence production on its various properties will be obtained.  Additional permits and studies, which may include environmental impact studies conducted before permits can be obtained, are necessary prior to operation of the other

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

properties in which the Company has interests and there can be no assurance that the Company will be able to obtain or maintain all necessary permits that may be required to commence construction, development or operation of mining facilities at these properties on terms which enable operations to be conducted at economically justifiable costs.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions.  Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.  New laws or regulations or amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation of current laws, regulations or permits, could have a material adverse impact on the Company and cause increases in capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

Foreign Countries and Regulatory Requirements

Many of the Company's properties are located in countries outside of Canada, and mineral exploration and mining activities may be affected in varying degrees by political stability and government regulations relating to the mining industry.  Any changes in regulations or shifts in political attitudes may vary from country to country and are beyond the control of the Company and may adversely affect its business.  Such changes have, in the past, included nationalization of foreign owned businesses and properties.  Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income and other taxes and duties, expropriation of property, environmental legislation and mine safety.  These uncertainties may make it more difficult for the Company and its joint venture partners to obtain any required production financing for its mineral properties.

Currency Fluctuation and Foreign Exchange Controls

The Company maintains a portion of its funds in U.S. dollar denominated accounts.  The majority of the Company's property and related contracts are denominated in U.S. dollars.  The Company's operations in countries other than Canada are normally carried out in the currency of that country and make the Company subject to foreign currency fluctuations and such fluctuations may materially affect the Company's financial position and results.  In addition future contracts may not be denominated in U.S. dollars and may expose the Company to foreign currency fluctuations and such fluctuations may materially affect the Company's financial position and results.  In addition, the Company is or may become subject to foreign exchange restrictions which may severely limit or restrict its ability to repatriate capital or profits from its properties outside of Canada to Canada.  Such restrictions have existed in the past in countries in which the Company holds property interests and future impositions of such restrictions could have a materially adverse effect on the Company's future profitability or ability to pay dividends.

Third Party Reliance

The Company's rights to acquire interests in certain mineral properties have been granted by third parties who themselves hold only an option to acquire such properties.  As a result, the Company may have no direct contractual relationship with the underlying property holder.

Volatility of Shares Could Cause Investor Loss

The market price of a publicly traded stock, especially a junior resource issuer like the Company, is affected by many variables in addition to those directly related to exploration successes or failures.  Such factors include the general condition of the market for junior resource stocks, the strength of the economy generally, the availability and attractiveness of alternative investments, and the breadth of the public market for the stock.  The effect of these and other factors on the market price of the common shares on the TSX and NASD-OTC suggests that the Company's shares will continue to be volatile.  Therefore, investors could suffer significant losses if the Company's shares are depressed or illiquid when an investor seeks liquidity and needs to sell the Company's shares.

Canarc Resource Corp.

CANARC  RESOURCE  CORP.

Management's Discussion and Analysis

Six Months Ended June 30, 2005

(expressed in United States dollars)

Possible Dilution to Current Shareholders based on Outstanding Options and Warrants

At June 30, 2005, the Company had 58,525,115 common shares and 6,779,000 share purchase options and 1,723,750 warrants outstanding.  The resale of outstanding shares from the exercise of dilutive securities could have a depressing effect on the market for the Company's shares.  At June 30, 2005, dilutive securities represented approximately 15% of Canarc's issued shares.  Certain of these dilutive securities are exercisable at prices below the June 30, 2005 closing market price of CAD$0.35 for Canarc's shares and, accordingly, will result in dilution to existing shareholders if exercised.

1.18

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon the evaluation of the effectiveness of the disclosure controls and procedures regarding the Company's interim unaudited consolidated financial statements for the six months ended June 30, 2005 and this MD&A, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to others within the company particularly during the period in which this report and accounts were being prepared, and such controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under regulatory rules and securities laws is recorded, processed, summarized and reported, within the time periods specified.  Management of the Company recognizes that any controls and procedures can only provide reasonable assurance, and not absolute assurance, of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Chief Executive Officer completed his evaluation, nor were there any significant deficiencies of material weaknesses in the Company's internal controls requiring corrective actions.

Canarc Resource Corp.

Form 52-109F2 - Certification of Interim Filings

I, Bradford Cooke, President and Chief Executive Officer of Canarc Resource Corp., certify that:

1.

I have reviewed the interim filings (as this term is defined in Multilateral Instrument 52-109 Certification of Disclosure in Issuers' Annual and Interim Filings) of Canarc Resource Corp., (the issuer) for the interim period ending June 30, 2005;

2.

Based on my knowledge, the interim filings do not contain any untrue statement of a material fact or omit to state a material fact required to be stated or that is necessary to make a statement not misleading in light of the circumstances under which it was made, with respect to the period covered by the interim filings;

3.

Based on my knowledge, the interim financial statements together with the other financial information included in the interim filings fairly present in all material respects the financial condition, results of operations and cash flows of the issuer, as of the date and for the periods presented in the interim filings;

4.

The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal control over financial reporting for the issuer, and we have:

(a)

designed such disclosure controls and procedures, or caused them to be designed under our supervision, to provide reasonable assurance that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the interim filings are being prepared; and

(b)

designed such internal control over financial reporting, or caused it to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the issuer's GAAP; and

5.

I have caused the issuer to disclose in the interim MD&A any change in the issuer's internal control over financial reporting that occurred during the issuer's most recent interim period that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

Date:  August 15, 2005

/s/     Bradford Cooke

_________________________

Bradford Cooke

President and Chief Executive Officer

Form 52-109F2 - Certification of Interim Filings

I, Philip Yee, Chief Financial Officer of Canarc Resource Corp., certify that:

1.

I have reviewed the interim filings (as this term is defined in Multilateral Instrument 52-109 Certification of Disclosure in Issuers' Annual and Interim Filings) of Canarc Resource Corp., (the issuer) for the interim period ending June 30, 2005;

2.

Based on my knowledge, the interim filings do not contain any untrue statement of a material fact or omit to state a material fact required to be stated or that is necessary to make a statement not misleading in light of the circumstances under which it was made, with respect to the period covered by the interim filings;

3.

Based on my knowledge, the interim financial statements together with the other financial information included in the interim filings fairly present in all material respects the financial condition, results of operations and cash flows of the issuer, as of the date and for the periods presented in the interim filings;

4.

The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal control over financial reporting for the issuer, and we have:

(a)

designed such disclosure controls and procedures, or caused them to be designed under our supervision, to provide reasonable assurance that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the interim filings are being prepared; and

(b)

designed such internal control over financial reporting, or caused it to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the issuer's GAAP; and

5.

I have caused the issuer to disclose in the interim MD&A any change in the issuer's internal control over financial reporting that occurred during the issuer's most recent interim period that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

Date:  August 15, 2005

/s/     Philip Yee

_________________________

Philip Yee

Chief Financial Officer